Form 10-Q
period 1998-12-31
1ST ATLANTIC GUARANTY CORP
filed 1999-02-22
CIK 1050123

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1998

Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission file number  333-41361

                        1st ATLANTIC GUARANTY CORPORATION
            .........................................................
             (Exact name of registrant as specified in its charter)

                Maryland                                52-2064471
            .........................................................
            (State or other jurisdiction of       (I.R.S. Employer
            incorporation or organization)        Identification No.)

            4847 Cordell Avenue, Suite 200, Bethesda, Maryland 20814
            ........................................................
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (301) 215-7515
            ........................................................
              (Registrant's telephone number, including area code)

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such that the registrant was required to file such reports), and (2) has shorter period been subject to such filing requirements for the past 90 days.

Yes(X) No( )

                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

       Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12,13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes(X) No( )

1st Atlantic Guaranty Corporation ("The Company") was organized as a Maryland corporation on October 1, 1997. The Company filed a registration statement with the SEC as a face-amount certificate company. That registration became effective on November 25, 1998. The Company's capitalization consists solely of 14,500,000 shares of authorized common stock. On August 27, 1998, John J. Lawbaugh, the Company's Chairman, President and Treasurer, and Brian P. Smith, the Company's Secretary, contributed the initial capitalization of the Company, and as of that date, owned all of the issued and outstanding shares of the Company's common stock. The Company has capital in excess of the minimum amount required by the rules and regulations of the SEC and the Investment Company Act of 1940.

                                    FORM 10-Q
                        1st ATLANTIC GUARANTY CORPORATION
                          PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements

The Company had no material operations prior to the date of its registration statement with the SEC dated November 11, 1998. An audited balance sheet for the Company, as of August 27, 1998, and the report of the Company's independent auditors appears in that registration statement.

The following financial statement represents the activities of the Company for the first effective quarter from November 25, 1998 through December 31, 1998. Management has concluded that the following financial statements fairly represent all activities of the Company during this period.

                        1st Atlantic Guaranty Corporation
                                  Balance Sheet
                                December 31, 1998

ASSETS
          Current Assets
          Cash in Bank                                                                     389.62
          Accounts Receivable                                                           60,444.64
                                                                                    -------------
            Total Current Assets                                                        60,834.26
                                                                                    -------------
          Fixed Assets
          Capital Improvements                                      9,050.36
          Less: Accumulated Depreciation                            (893.96)
                                                               -------------
                      Capital Improvements (net)                                         8,156.40
          Equipment                                                 5,090.50
          Less: Accumulated Depreciation                          (1,223.88)
                                                               -------------
                      Equipment (net)                                                    3,866.62
          Furniture                                                   287.38
          Less: Accumulated Depreciation                            (164.20)
                                                               -------------
                      Furniture (net)                                                      123.18
                                                                                    -------------
                      Total Fixed Assets                                                12,146.20
                                                                                    -------------
          Other Assets
          Deposits - Utilities                                                             870.98
          Key Trust Holdings                                                           989,225.07
                                                                                    -------------
                      Total Other Assets                                               990,096.05
                                                                                    -------------

                      Total Assets                                                   1,063,076.51
                                                                                    =============

LIABILITIES AND EQUITY
          Current Liabilities
          Accounts Payable                                                              56,631.60
                                                                                    -------------
                      Total Liabilities                                                 56,631.60
                                                                                    -------------
          Other Current Liabilities
          Accrued Salaries                                                              27,903.40
          Due to ACFC                                                                   20,000.00
          Due to Officers                                                              132,687.70
          Payroll Taxes Payable                                                         42,496.80
                                                                                    -------------
                      Total Other Current Liabilities                                  223,087.90
                                                                                    -------------
          Long Term Liabilities

          Due to Certificate Holders                                                    11,028.56
          Reserves Required                                                             89,231.04
                                                                                    -------------
                      Total Long Term Liabilities                                      100,259.60
                                                                                    -------------
                                                                                    -------------
                      Total Liabilities                                                379,979.10
                                                                                    -------------
          Equity
          Paid In Capital                                                              943,786.79
          Retained Earnings                                                           (74,918.91)
          Net Income                                                                 (185,770.47)
                                                                                    -------------
                      Total Equity                                                     683,097.41
                                                                                    -------------

                      Total Liabilities and Equity                                   1,063,076.51
                                                                                    =============






                        1st Atlantic Guaranty Corporation
                                 Profit and Loss
                       October 1, 1998 - December 31, 1998

REVENUES
          Income                                                                         1,259.64
                                                                                    -------------
                      Total Income                                                       1,259.64
                                                                                    -------------
EXPENSES
          Administration                                                                 5,961.51
          Bank Charges                                                                     222.10
          Building Expense                                                              45,625.32
          Depreciation                                                                   1,735.58
          Employee Expense                                                             120,609.64
          License & Registration                                                         9,421.17
          Marketing & Distribution                                                      29,356.17

          Utilities                                                                      9,057.02
                                                                                    -------------
                      Total Expenses                                                   221,988.51
                                                                                    -------------
                                                                                    -------------
          Net Ordinary Income                                                        (220,728.87)
                                                                                    -------------

OTHER INCOME/EXPENSES
          Realized Gain on Assets                                                       72,838.28
          Accrued Salary Expense                                                      (37,879.88)
                                                                                    -------------
                      Total Other Income/Expenses                                       34,958.40
                                                                                    -------------

NET INCOME                                                                           (185,770.47)
                                                                                    =============

                        1st ATLANTIC GUARANTY CORPORATION
           MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATION
Liquidity:

1st Atlantic Guaranty Corporation ("The Company") anticipates its liquidity to increase significantly over the next year. Because the sales of Certificates will increase significantly, the Company's investable assets will likewise increase. The proceeds from these Certificate sales will be invested primarily in liquid securities.

Capital Resources:

The Company has no material commitments for capital expenditures other than the budgeted items included in the Company's current financial statements. (See accompanying Financial Statement above)

Because the Company is capitalized through its issuance of Certificates or fixed income securities, as sales of these securities increase, the Company's debt capitalization relative to equity capitalization also increases. The Company does not intend to pursue any additional capitalization through issuance of equity.



Results of operations:

1st Atlantic Guaranty Corporation's earnings are derived primarily from the after-tax yield on invested assets less investment expenses and interest credited on certificate reserve liabilities. Changes in earnings' trends occur largely due to changes in the rates of return on investments and the rates of interest credited to certificate owner accounts and also, the mix of fully taxable and tax-advantaged investments in the 1AG portfolio.

As of December 31, 1998, total assets and certificate reserves increased from the initial net capital requirement of an investment company to $1,054,076 in total assets, with $989,225 qualifying as certificate reserves. The increase was due to the contribution of additional assets by the company's shareholders.

Sales of face-amount certificates totaled $100,000.00 from our first quarter beginning November 25, 1998 until December 31, 1998. No certificate surrenders or maturities have occurred.



Year 2000:

The Y2K issue is the result of computer programs having been written using two digits rather than four digits to define a year. Some programs may recognize a date using "00" as the year 1900 rather than 2000. This misinterpretation could result in the failure of major systems or miscalculations, which could adversely impact 1st ATLANTIC GUARANTY CORPORATION and its businesses or subsidiaries through business interruption or shutdown, financial loss, reputational damage and legal liabilities to third parties. The Company began addressing the Y2K issue in 1997. By 1998, all relevant systems, mid-range and desktop computers, application software, operating systems, system software, date backup and archiving/retrieval services, telephone and other communication systems, and hardware peripherals and other facilities that could be affected have all been updated with the latest available software and/or replaced. A committee was formed in 1997 which continues to monitor all above stated items to ensure that 1st ATLANTIC GUARANTY CORPORATION continues to monitor the Y2K issues. The committee primarily focuses on proactive steps to prevent Y2K failures from occurring, or if such failures should occur, to detect them quickly, minimize their impact and expedite their repair. The Y2K contingency plan will continue to be refined throughout 1999 as necessary.



Various forward-looking statements have been made in this Form 10-Q Quarterly Report. In addition, from time to time, 1st ATLANTIC GUARANTY CORPORATION through its management may make oral forward-looking statements. Forward-looking statements are subject to uncertainties that could cause actual results to differ materially from such statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. Registrant undertakes no obligation to update publicly or revise any forward-looking statements.

                        1st ATLANTIC GUARANTY CORPORATION

                           PART II. OTHER INFORMATION

Item 1.     Legal Proceedings.
            None.

Item 2.     Changes in Securities and Use of Proceeds.
            None.

Item 3.     Defaults Upon Senior Securities.
            None.

Item 4.     Submission of Matters to a Vote of Security Holders.
            None.

Item 5.     Other Information.
            None.

Item 6.     Exhibits and Reports on Form 8-K.
            None.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         ------------------------------
                                  (Registrant)

Date
     ------------      ------------------------------

Date
     ------------      ------------------------------




****Note: Date is done in format "February 8, 1999"

****Note: Print name and title of the signing officer under his signature.