Form 10-Q
period 1999-03-31
1ST ATLANTIC GUARANTY CORP
filed 1999-05-24
CIK 1050123

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

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

        7920 Norfolk Avenue, Suite 1150, Bethesda, Maryland 20814-2595
           ........................................................
                   (Address of principal executive offices)
                                  (Zip Code)

                                (301) 656-4200
           ........................................................
             (Registrant's telephone number, including area code)

           4847 Cordell Avenue, Suite 200, Bethesda, Maryland 20814
           ........................................................
                      (Former address since last report)


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes( ) No(X)

      As of March 31, 1999, there were 14,500,000 shares of the registrant's common stock outstanding.

                                   FORM 10-Q
                1st ATLANTIC GUARANTY CORPORATION "Registrant"
                         PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements

The following financial statement represents the activities of the 1st Atlantic Guaranty Corporation (the "Registrant") for the second effective quarter from January 1, 1999 through March 31, 1999. The Registrant's Management has concluded that the following financial statements fairly represent all activities of the Registrant during this period.

                       1st Atlantic Guaranty Corporation
                                 BALANCE SHEET


                                                    March 31, 1999    September 30, 1998
                                                      Un-Audited          Un-Audited
ASSETS

  CASH                                                   11,770              29,601

  ACCOUNTS RECEIVABLE                                    68,274                 -0-

  TOTAL QUALIFIED ASSETS                                914,367             915,528

  OTHER ASSETS                                           36,553              15,455


      TOTAL ASSETS                                    1,030,964             959,584


LIABILITIES

  CERTIFICATE RESERVES                                  352,407                 -0-

  ACCOUNTS PAYABLE                                       82,560              10,962

  OTHER LIABILITIES                                      65,852
    Due to Officers                                                          89,243

      TOTAL LIABILITIES                                 500,814             100,205


SHAREHOLDERS EQUITY

  Common Stock, $.01 par value, 14.5 million            100,000             100,000
  Shares authorized-10 million shares issued

  Additional paid-in-capital                            877,377             877,377

  Retained Earnings                                    (447,232)            (96,299)

  Total Liabilities Stockholders' Equity              1,030,964             981,283


                           STATEMENTS OF OPERATIONS

                              Fiscal Quarter        Fiscal Year-to-Date
1. Investment Income              43,385                    69,181

2. Investment expenses            (2,148)                   (2,048)

3. Investment income-net          42,237                    67,274

4. Other Expense                (217,564)                 (417,708)

5. Net income or loss           (176,237)                 (350,934)

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND THE RESULTS OF OPERATION


Liquidity:

The Registrant" anticipates its liquidity to increase significantly over the next year. Because the sales of Certificates will increase significantly, the Registrant's investable assets will likewise increase. The proceeds from these Certificate sales will be invested primarily in liquid securities.


Capital Resources:

The Registrant has no material commitments for capital expenditures other than the budgeted items included in the Registrant's current financial statements. (See accompanying Financial Statement above)

Because the Registrant is capitalized through its issuance of Certificates or fixed income securities, the Registrant's debt capitalization relative to equity capitalization increases as sales of these securities increase. The Registrant does not intend to pursue any additional capitalization through issuance of equity.


Results of operations:

The Registrant's earnings are derived primarily from the after-tax yield on invested assets less investment expenses and interest credited on certificate reserve liabilities. Changes in earnings' trends occur largely due to changes in the rates of return on investments, the rates of interest credited to certificate owner accounts, and the mix of fully taxable and tax-advantaged investments in the Registrant's portfolio.

As of March 31, 1999, total assets increased by $71,380 and certificate reserves increased by $301,705 from September 30, 1998. The increase total assets and certificate reserves was primarily the result of certificate sales totaling $120,000 and no certificate redemptions and maturities. The Registrant's accounts payable and short-term liabilities decreased during the quarter. The Registrant's certificates were not registered for sale during the first quarter of 1998.


Year 2000:

The Y2K issue is the result of computer programs having been written using two digits rather than four digits to define a year. Some programs may recognize a date using "00" as the year 1900 rather than 2000. This misinterpretation could result in the failure of major systems or miscalculations, which could adversely impact the Registrant and its businesses or subsidiaries through business interruption or shutdown, financial loss, reputational damage and legal liabilities to third parties. The Registrant began addressing the Y2K issue immediately upon registration with the SEC. By the end of 1998, all relevant systems, mid-range and desktop computers, application software, operating systems, system software, date backup and archiving/retrieval services, telephone and other communication systems, and hardware peripherals and other facilities that could be affected have all been updated with the latest available software and/or replaced. A committee was formed in 1998 which continues to monitor all above stated items to ensure that the Registrant continues to monitor the Y2K issues. The committee primarily focuses on proactive steps to prevent Y2K failures from occurring, or if such failures should occur, to detect them quickly, minimize their impact and expedite their repair. The Y2K contingency plan will continue to be refined throughout 1999 as necessary.

Item 3.     Quantitative and Qualitative Disclosure about Market Risk

The Registrant's balance sheet includes a substantial amount of assets whose fair values are subject to market risks. Due to the Registrant's significant level of investments in real estate loans, fluctuations in the values of the underlying real estate represent the largest market risk factor currently affecting the Registrant's financial position.

Strategically, the Registrant strives to invest in real estate loans that have a history of producing income, are of high quality by industry standards or have underlying properties that represent excellent values relative to the market. The Registrant attempts to minimize the risk associated with it's loan portfolio due to fluctuations of property values by only investing in mortgages that represent a maximum of 75% of the property's value thus building an equity "cushion" to counteract value fluctuations. The Registrant's investable assets have increased only since its approval to issue certificates on November 25, 1998. Accordingly, its investments are concentrated in relatively few real estate loans.

The Registrant's primary investment strategy contemplates that most investments in real estate loans will be held for between three and six months. Historically the value of a real estate loan does not fluctuate significantly over such a short term, provided that the underlying real estate, borrower financial strength and market economic conditions remain constant. Additionally, the values of fixed income investments like such loans are primarily based on a fixed stream, therefore they retain value as long as the loans are performing.

The Registrant's most significant risk in implementing it's investment strategy is its ability to market these loans to other real estate loan investors, or on the secondary market. Before any investment is made in a real estate loan, that loan's marketability in the secondary market is evaluated. The Registrant mostly invests in loans which it perceives have excellent secondary marketability characteristics. Occasionally the Registrant will invest in loans that may not be as easily secondarily marketed. For such loan investments, the loan to value ratio, or LTV, must be low enough for a substantial investment gain on the sale of the underlying property should foreclosure on that loan be necessary.

Various forward-looking statements have been made in this Form 10-Q Quarterly Report. In addition, from time to time, the Registrant through its management may make oral forward-looking statements. Forward-looking statements are subject to uncertainties that could cause actual results to differ materially from such statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. Registrant undertakes no obligation to update publicly or revise any forward-looking statements.

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

Item 3.     Defaults Upon Senior Securities.
            None.

Item 4.     Submission of Matters to a Vote of Security Holders.
            None.

Item 5.     Other Information.
            None.

Item 6.     Exhibits and Reports on Form 8-K.

(a)   Exhibits:

      2.          Not Applicable.

      3.    (a)   Articles of incorporation,  incorporated herein by reference to Exhibit 3(i) to Registrant Registration Statement on Form
                  S-1 No. 333-41361, filed December 1, 1997.

            (b)   Articles of Amendment,  incorporated  herein by reference to
                  Exhibit 3(a)(ii) to Pre-Effective Amendment No. 1 to Registration Statement No. 333-41361, filed September 14, 1998.

            (c)   By-Laws,  incorporated  herein by reference to Exhibit 3(ii)
                  to  Registrant   Registration  Statement  on  Form  S-1  No.
                  333-41361, filed December 1, 1997.

      4.    (a)   Form of  Application,  incorporated  herein by  reference to
                  Exhibit   4(a)  to   Pre-Effective   Amendment   No.   3  to
                  Registration  Statement No.  333-41361,  filed  November 25,
                  1998.

            (b) Form of Account Statement, incorporated herein by reference to Exhibit 4(b) to Pre-Effective Amendment No. 1 to Registration Statement No. 333-41361, filed September 14, 1998.

    10.     (a)   The Investment Advisory Agreement between Registrant and Key
                  Asset Management,  Inc., incorporated herein by reference to
                  Exhibit   10(a)  to   Pre-Effective   Amendment   No.  1  to
                  Registration  Statement No.  333-41361,  filed September 14,
                  1998.

            (b) Custody Agreement by and between Registrant and Key Trust Registrant of Ohio, incorporated herein by reference to
                  Exhibit 10(b) to Pre-Effective Amendment No. 1 to Registration Statement No. 333-41361, filed September 14, 1998.

            (c) Subscription Agreement by and between Registrant and John J. Lawbaugh, incorporated herein by reference to Exhibit 10(c)(1) to Pre-Effective Amendment No. 1 to Registration Statement No. 333-41361, filed September 14, 1998.

            (d)   Subscription  Agreement by and between  Registrant and Brian
                  P. Smith, incorporated herein by reference to Exhibit 10(c)(2) to Pre-Effective Amendment No. 1 to Registration Statement No. 333-41361, filed September 14, 1998.

      11.         Not Applicable.

      15.         Not Applicable.

      18.         Not Applicable.

      19.         Not Applicable.

      22.         Not Applicable.

      23.         Not Applicable.

      24.         Not Applicable.

      27.   (a)   Financial Data Schedule.
                  Not Applicable.

            (b) No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                  Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    1ST ATLANTIC GUARANTY CORPORATION
                                              (Registrant)

Date May 24, 1999                  /s/JOHN J. LAWBAUGH
                                   -------------------
                                   John J. Lawbaugh
                                   (President and Principal Financial Officer)