Form 10-Q
period 1999-06-30
1ST ATLANTIC GUARANTY CORP
filed 1999-08-16
CIK 1050123

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999

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


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes( ) No(X)

      As of June 30, 1999, there were 10,000,000 shares of the registrant's common stock outstanding.

                                   FORM 10-Q
                1st ATLANTIC GUARANTY CORPORATION "Registrant"
                         PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements

The following financial statement represents the activities of the 1st Atlantic Guaranty Corporation (the "Registrant") for the third effective quarter from April 1, 1999 through June 30, 1999. The Registrant's Management has concluded that the following financial statements fairly represent all activities of the Registrant during this period.


                       1st Atlantic Guaranty Corporation
                                 BALANCE SHEET


                                                     June 30, 1999       March 31, 1999
                                                      Un-Audited          Un-Audited
ASSETS

  CASH/ INVESTMENTS                                     240,004                11,770

  ACCOUNTS RECEIVABLE                                   124,167                68,274

  TOTAL QUALIFIED RESERVE ASSETS                        911,920               914,367

  OTHER ASSETS                                           70,437                36,553

      TOTAL ASSETS                                    1,346,528             1,030,964


LIABILITIES

  CERTIFICATES ISSUED                                   635,396               352,407

  CERTIFICATES PENDING ISSUANCE                         278,500                78,000

  ACCOUNTS PAYABLE                                       58,921                82,560

  OTHER LIABILITIES                                      62,411                65,852
    Due to Officers

      TOTAL LIABILITIES                               1,035,228               578,819


SHAREHOLDERS EQUITY

  Common Stock, $.01 par value, 14.5 million            100,000               100,000
  Shares authorized-10 million shares issued

  Additional paid-in-capital                            877,899               877,377

  Retained Earnings                                    (666,599)             (447,232)

  Total Liabilities Stockholders' Equity              1,346,528             1,030,964


                           STATEMENTS OF OPERATIONS

                              Fiscal Quarter        Fiscal Year-to-Date
Investment Income                   21,156                    85,827

Investment expenses                 (1,578)                   (3,626)

Investment income-net               19,578                    82,201

Other Expense                     (244,729)                 (660,092)

Net income or loss                (225,151)                 (577,891)

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND THE RESULTS OF OPERATIONS

Liquidity:

The Registrant anticipates its liquidity to increase significantly over the next year. Because the sales of Registrant's face-amount certificates ("Certificates") are expected to increase significantly, the Registrant's investable assets should likewise increase. The proceeds from these Certificate sales will be invested primarily in liquid securities.


Capital Resources:

The Registrant has no material commitments for capital expenditures other than the budgeted items included in the Registrant's current financial statements. (See accompanying Financial Statement above)

Because the Registrant is capitalized through its issuance of Certificates, the Registrant's debt capitalization relative to equity capitalization increases as sales of these securities increase. The Registrant does not intend to pursue any additional capitalization through issuance of equity.


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

As of June 30, 1999, total assets increased by $315,564 and Certificate reserves increased by $360,950 from March 31, 1999. The increase in total assets and Certificate reserves was primarily the result of Certificate sales totaling $882,444 and Certificate redemptions and maturities totaling $8,962. The Registrant's accounts payable and short-term liabilities decreased during the quarter.


Year 2000:

The Year 2000 issue is the result of computer programs having been written using two digits rather than four digits to define a year. Some programs may recognize a date using "00" as the year 1900 rather than 2000. This misinterpretation could result in the failure of major systems or miscalculations, which could adversely impact the Registrant and its businesses or subsidiaries through business interruption or shutdown, financial loss, reputational damage and legal liabilities to third parties. The Registrant began addressing the Year 2000 issue immediately upon registration with the SEC. By the end of 1998, all relevant systems, mid-range and desktop computers, application software, operating systems, system software, date backup and archiving/retrieval services, telephone and other communication systems, and hardware peripherals and other facilities that could be affected have all been updated with the latest available software and/or replaced. A committee was formed in 1998 which continues to monitor all above stated items to ensure that the Registrant continues to monitor the Y2K issues. The committee primarily focuses on proactive steps to prevent Y2K failures from occurring, or if such failures should occur, to detect them quickly, minimize their impact and expedite their repair. The Year 2000 contingency plan will continue to be refined throughout 1999 as necessary.

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

Strategically, the Registrant strives to invest in real estate loans that have a history of producing income, are of high quality by industry standards or have underlying properties that represent excellent values relative to the market. The Registrant attempts to minimize the risk associated with its loan portfolio due to fluctuations of property values by only investing in mortgages that represent a maximum of 75% of the property's value thus building an equity "cushion" to counteract value fluctuations. The Registrant's investable assets have increased only since it began to offer Certificates on November 25, 1998. Accordingly, its investments are concentrated in relatively few real estate loans.

The Registrant's primary investment strategy contemplates that most investments in real estate loans will be held for between three and six months. Historically the value of a real estate loan does not fluctuate significantly over such a short term, provided that the underlying real estate, borrower financial strength and market economic conditions remain constant. Additionally, the values of fixed income investments like such loans are primarily based on a fixed stream; therefore they retain value as long as the loans are performing.

The Registrant's most significant risk in implementing its investment strategy is its ability to market these loans to other real estate loan investors, or on the secondary market. Before any investment is made in a real estate loan, that loan's marketability in the secondary market is evaluated. The Registrant mostly invests in loans which it perceives have excellent secondary marketability characteristics. Occasionally the Registrant will invest in loans that may not be as easily secondarily marketed. For such loan investments, the loan to value ratio, or LTV, must be low enough for a substantial investment gain on the sale of the underlying property should foreclosure on that loan be necessary.

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

Exhibits:

      2.    Not Applicable.

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

                                    1ST ATLANTIC GUARANTY CORPORATION
                                              (Registrant)

Date August 15, 1999               /s/JOHN J. LAWBAUGH
                                   -------------------
                                   John J. Lawbaugh
                                   (President and Principal Financial Officer)