Form 10-K
period 1999-12-31
1ST ATLANTIC GUARANTY CORP
filed 2000-02-14
CIK 1050123

Form 10-K

                    Special Financial Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For fiscal year ended: September 30, 1998 Commission file number: 333-41361

                           1st ATLANTIC GUARANTY CORPORATION
          .................................................................
               (Exact name of registrant as specified in its charter)

           Maryland                                    52-2064471
     .........................................................................
     (State or other jurisdiction                    (IRS Employer
        of incorporation)                          Identification No.)

         7920 Norfolk Ave, Suite 1150, Bethesda, Maryland 20814
     .........................................................................
      (Address of principal executive offices)               (Zip Code)

       Registrant's telephone number, including area code: (301) 656-4200

Securities registered under Section 12(b) of the Act: None
Securities registered under Section 12(g) of the Act: None

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes( ) No(X)

As of January 31, 2000, there were 10,000,000 shares of the registrant's common stock outstanding. There is no trading market for the registrant's common stock.

                      Special Financial Report on Form 10-K
                        1st ATLANTIC GUARANTY CORPORATION

Financial Statements

The following financial statements of 1st Atlantic Guaranty Corporation (the "Company") cover the period from August 27, 1998 to September 30, 1998, the end of its fiscal year.

         The Company was incorporated on August 27, 1998 and had only limited start-up operations through September 30, 1998. The Company's net loss for the period from August 27, 1998 to September 30, 1998 was $101,264. This net loss was primarily the result of the start-up expenses associated with the Company's newly formed face amount certificate business. The Company commenced its business operations following the effectiveness of its Form S-1 registration statement for the certificates on November 25, 1998.

         Investment income was $8,084 during the period ending September 30, 1998. This reflects income from investable assets the Company acquired following its incorporation. No interest was accredited on certificate reserves because no certificates were issued during this period.

         This Special Financial Report on Form 10-K is being filed solely for the purpose of finishing certified financial statements of the Company as of September 30, 1998.

                                 Financial Index

                                                                    Page

Report of Independent Auditors'                                        3

Balance Sheet - September 30, 1998                                     4

Statement of Operations - for the period from August 27, 1998
    to September 30, 1998                                              5

Statement of Stockholders' Equity - for the period from August 27,
    1998 to September 30, 1998                                         6

Statement of Cash Flows - for the period from August 27, 1998 to
    September 30, 1998                                                 7

Notes to Financial Statements                                          8



Schedules

1   Investments in and Advances to Affiliates and Income Thereon -
    September 30, 1998                                                 14

2   Mortgage Loans on Real Estate - September 30, 1998                 15

3   Qualified Assets on Deposit - September 30, 1998                   17

                          Independent Auditors' Report

The Board of Directors and Stockholders
1st Atlantic Guaranty Corporation:


We have audited the accompanying balance sheet of 1st Atlantic Guaranty Corporation, including the schedules listed in the accompanying Financial Index, as of September 30, 1998, and the related statements of operations, stockholders' equity and cash flows for the period from August 27, 1998 to September 30, 1998. These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedules. Our procedures included confirmation of mortgage notes receivable as of September 30, 1998. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements and schedules referred to above present fairly, in all material respects, the financial position of 1st Atlantic Guaranty Corporation as of September 30, 1998, and the results of its operations and its cash flows for the period from August 27, 1998 to September 30, 1998 in conformity with generally accepted accounting principles.

November 1, 1999, except as to note 9,
    which is as of January 31, 2000

/s/ KPMG LLP
-------------------------
KPMG LLP

Richmond, VA

                        1ST ATLANTIC GUARANTY CORPORATION

                                  Balance Sheet

                               September 30, 1998

Assets

Qualified assets (note 3):

   Cash                                                           $    10,489

Other assets:
   Mortgage notes receivable (notes 2 and 4)                          849,728
   Furniture and equipment (note 5)                                    35,709
   Accrued interest receivable                                         73,885
   Investment in subsidiary (notes 2 and 5)                               353
   Other                                                                  445
                                                                  -----------

                  Total other assets                                  960,119
                                                                  -----------

                  Total assets                                    $   970,608
                                                                   ==========

Liabilities

Due to stockholders (note 5)                                      $    69,243
Accounts payable                                                        3,871
                                                                   ----------

                  Total liabilities                                    73,114
                                                                   ----------

Stockholders' Equity

Common stock, $0.01 par value, 14.5 million
   shares authorized; 10 million  shares issued and
   outstanding                                                        100,000
Additional paid-in capital (note 5)                                   898,758
Deficit                                                              (101,264)
                                                                   ----------

                  Total stockholders' equity                          897,494
                                                                   ----------

Commitments and contingencies (note 6)

                  Total liabilities and stockholders' equity       $  970,608
                                                                    =========


See accompanying notes to financial statements on following page.

                        1ST ATLANTIC GUARANTY CORPORATION

                             Statement of Operations

            For the period from August 27, 1998 to September 30, 1998




Investment income:
         Loan interest income                                    $  8,084
         Loss on investment in subsidiary                          (1,028)

            Total investment income                                 7,056

Investment and other expenses:
         Salaries                                                  71,363
         Building                                                  24,205
         License and registration                                   4,980
         Marketing and distribution                                 3,367
         Administrative                                             1,592
         Other                                                      2,813
                                                                  -------

             Total investment and other expenses                  108,320
                                                                  -------

             Net investment loss before income tax benefit       (101,264)

Income tax benefit (note 7)                                            --
                                                                   ------

             Net investment loss                                 (101,264)

Net realized gain (loss) on investments                                --
                                                                ----------

             Net loss                                           $(101,264)
                                                                 =========


See accompanying notes to financial statements.

                        1st ATLANTIC GUARANTY CORPORATION

                        Statement of Stockholders' Equity

            For the period from August 27, 1998 to September 30, 1998




                                                       Additional                          Total
                                           Common       paid-in                         stockholders'
                                           Stock        capital         Deficit            equity
                                        -----------   ----------     ------------      --------------
Balances at August 27, 1998             $  100,000     150,000             --             250,000

Net loss                                     --            --          (101,264)         (101,264)

Capital contributions                        --        748,758               --           748,758
                                        ----------  ------------     -------------     -----------

Balances at September 30, 1998          $  100,000     898,758         (101,264)          897,494
                                        ==========  ============     =============     ===========


See accompanying notes to financial statements.

                        1ST ATLANTIC GUARANTY CORPORATION

                             Statement of Cash Flows

            For the period from August 27, 1998 to September 30, 1998



Cash flows from operating activities:

   Investment loss                                                $   (101,264)
   Adjustments to reconcile investment loss to net cash
      used by operating activities:
               Loss on investment in subsidiary                          1,028
               Increase in other assets                                 (8,530)
               Increase in due to stockholders                          69,243
               Increase in accounts payable                              3,871
                                                                    -----------

                            Net cash used by operating activities      (35,652)
                                                                    -----------

Cash flow from investing activities:
   Purchase of mortgage notes receivable                              (222,600)
   Purchase of furniture and equipment                                  (1,259)
   Investment in subsidiary                                             20,000
                                                                    -----------

                            Net cash used by investing activities     (203,859)
                                                                    -----------

                            Net decrease in cash                      (239,511)

Cash at beginning of period                                            250,000
                                                                    -----------

Cash at end of period                                               $   10,489
                                                                    ===========

Non-cash capital transactions:
   Contributions of mortgage notes and accrued
         interest receivable                                        $  692,927
   Contributions of fixed assets                                        34,450
   Contribution of subsidiary stock                                     21,381
                                                                    ===========


See accompanying notes to financial statements.

                        1st ATLANTIC GUARANTY CORPORATION

                          Notes to financial Statements

                               September 30, 1998

(1)    Description of Business

       1st Atlantic Guaranty Corporation (the Company) is registered as an investment company under the Investment Company Act of 1940 (the 1940
       Act) and is in the business of issuing and servicing face-amount certificates. The Company commenced operations on August 27, 1998, its date of incorporation. Face amount certificates issued by the Company entitle the certificateholder to receive, at maturity, the principal investment and accrued interest. Since the Company's certificates are securities, their offer and sale are subject to regulation under federal and state securities laws. The certificates issued by the Company are backed by its qualified assets on deposit with its Custodian and are not insured by any government agency or other entity. The Company supports its interest obligations under the certificates through income derived from interest on its portfolio investments and gains on the sale of its portfolio investments. Since the Company's incorporation, Key Trust Company of Ohio has acted as custodian for the Company and Key Asset Management acts as investment advisor.

       The Company anticipates offering four types of certificates: Cornerstone Certificates, Growth Certificates, Reserve Certificates and Premier Certificates. The guarantee periods, the time period the investor selects to lock in the interest rate applicable to the investor's principal investment, ranges from 1, 3, 5, or 10 years and the maturity date is 20 years from the effective date for all the certificates.

(2)    Summary of Significant Accounting Policies

       The accounting and reporting policies of the Company conform to generally accepted accounting principles. The following is a description of the more significant policies:

      (a)     Principles of Consolidation

              The Company uses the equity method of accounting for its wholly-owned unconsolidated subsidiary, Atlantic Capital Funding Corporation, which is the method prescribed by the Securities and Exchange Commission for issuers of face-amount certificates.

       (b)    First Mortgage Loans on Real Estate

              Mortgage loans are stated at the principal amounts outstanding net of unearned income and the allowance for loan losses. Interest on loans is accrued by multiplying the applicable rates by the principal amounts outstanding.

              Generally, mortgage loans on real estate are placed in nonaccrual status when principal or interest is 90 days or more past due, or earlier, if it is known or expected that interest collection is unlikely, based upon an evaluation of the financial strength of the borrower and the net realizable value of the collateral. Interest receipts on nonaccrual loans are recognized as interest revenue or are applied to principal when management believes the ultimate collectibility of principal is in doubt.

              Past due loans are loans that are delinquent 90 days or more but which are currently not in nonaccrual status based on accounting and collectibility criteria.

       (c)    Impaired Loans

              A  loan  is  considered   impaired  when,  based  on  all  current
              information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the agreement, including all scheduled principal and interest payments. The specific factors that influence management's judgment in determining when a loan is impaired include evaluation of the financial strength of the borrower and the fair value of the collateral.

              The accounting policies for impaired loans have been established by Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" (SFAS 114), and No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures" (SFAS 118). In accordance with SFAS 114, impaired loans are measured and reported based on the present value of expected cash flows discounted at the loan's effective interest rate, or at the fair value of the loan's collateral if the loan is deemed "collateral dependent." A valuation allowance is required to the extent that the measure of the impaired loans is less than the recorded investment.

              Impaired loans are  charged-off  when an impaired loan, or portion
              thereof,   is  considered   uncollectible  or  is  transferred  to
              foreclosed properties.

              SFAS 118 allows a creditor to use existing methods for recognizing interest income on an impaired loan. Consistent with the Company's method for nonaccrual loans, interest receipts on impaired loans are recognized as interest income or are applied to principal when the ultimate collectibility of principal is in doubt.

       (d)    Allowance for Loan Losses

              The allowance for loan losses is established through a provision for loan losses, which is charged to expense. Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely. The allowance is a current estimate of the losses inherent in the present portfolio based upon management's evaluation of the mortgage notes receivable. Estimates of losses inherent in the portfolio involve the exercise of judgment and the use of assumptions. The evaluations take into consideration such factors as changes in the nature, volume and quality of the mortgage notes receivable, level of nonperforming loans, current and anticipated general economic conditions and the value and adequacy of collateral. Changes in the estimate of future losses may occur due to changing economic conditions and the economic conditions of borrowers. At September 30, 1998, the Company believed that all principal amounts relating to the mortgage notes receivable were collectible and accordingly, no reserves had been established.

       (e)    Certificates

              A face amount certificate issued by the Company is purchased with a lump-sum payment. Certificate holders are entitled to receive at maturity the principal plus accrued interest. A portion of the investment is credited to certificate reserves. Certificate reserves accumulate at specified percentage rates. Reserves are also maintained for advance payments made to certificate holders, accrued interest thereon, and for additional credits and accrued interest thereon. On certificates allowing for the deduction of a surrender charge, the cash surrender values may be less than accumulated investment certificate reserves prior to maturity. The payment distribution, reserve accumulation rates, cash surrender values, reserve values and other matters are governed by the 1940 Act. As of September 30, 1998 no certificates have been issued.

       (f)    Furniture and Equipment

              Furniture and equipment are stated at cost less accumulated depreciation.

              Depreciation on furniture and equipment is calculated on the straight-line method over the estimated useful lives of the assets generally five years. During the period from August 27, 1998 to September 30, 1998, no depreciation expense was recognized.

       (g)    Income Taxes

              Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

       (h)    Use of Estimates

              Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

       (i)    Accounting Developments

              In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, which is effective for fiscal quarters of all fiscal years beginning after June 15, 2000. This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognizes all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. Earlier application of all of the provisions of this Statement is encouraged, but it is permitted only as of the beginning of any fiscal quarter that begins after issuance of the Statement. This Statement cannot be applied retroactively. The ultimate financial impact of the new rule will be measured based on the derivatives in place at adoption and cannot be estimated at this time.

(3)    Deposit of Assets and Maintenance of Qualified Assets

       Under the provisions of the 1940 Act, the Company is required to maintain qualified assets meeting the standards of

       Section  28(b) of the 1940 Act. The  amortized  cost of said  investments must be at least equal to the Company's net liabilities on all outstanding face-amount certificates plus $250,000. Qualified assets are valued in accordance with statutes applicable to investments of life insurance companies. Qualified assets for which no provision for valuation is made in such statutes are valued in accordance with rules, regulations or order prescribed by the SEC. These values serve as the basis for financial statement carrying values. At September 30, 1998, the Company's qualified assets consist of cash totaling $10,489.

(4)    Investments in First Mortgage Loans on Real Estate

       The carrying amounts and fair values of first mortgage loans on real estate are $849,727 and $943,868 respectively, at September 30, 1998. The fair values are estimated using discounted cash flow analysis, using market interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.

       At September 30, 1998, the Company had nonperforming assets of $156,800. Nonperforming assets represent nonaccrual loans that are classified as mortgage notes receivable in the accompanying balance sheet. At September 30, 1998, interest income that would have been earned for the period if nonperforming loans had not been classified as nonperforming totaled approximately $1,568.

(5)    Related Party Transactions

       During 1998, stockholders of the Company contributed three separate mortgage notes receivable totaling $692,927, fixed assets totaling $34,450 and 10,000 shares of common stock of an affiliated company which had a net book value of $21,381 at the date of transfer. These contributions have been included as a component of stockholders' equity as additional paid-in capital.

       At September 30, 1998, amounts due to stockholders totaled $69,243 and represented expenses paid by stockholders on behalf of the Company, accrued salaries and cash advances made to the Company.

       At September 30, 1998, organizational costs totaling $155,993 had been recorded and expensed by 1st Atlantic Guaranty Partnership on behalf of the Company. 1st Atlantic Guaranty Partnership is considered an affiliated company as the stockholders of the Company also have partnership interest.

(6)    Leases

       The Company has a noncancelable operating lease for office space. This lease agreement is with Building Ventures Limited, a real estate venture company. The lease is considered to be a related party transaction as the two stockholders of the Company are owners for Building Ventures Limited.

       Future annual minimum lease payments under the noncancelable operating lease are $122,400 and $81,600 for the year ended September 30, 1999 and 2000, respectively.

       Rent expense associated with this lease for the period from August 27, 1998 to September 30, 1998 was $11,000.

(7)    Income Taxes

       The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at September 30, 1998 are presented below:

                                                                                                   1998
                                                                                                ------------

Deferred tax assets:
              Net operating loss carryforwards                                              $     46,133
              Equity method loss on investment in
                          subsidiary                                                                 411
              Accrued interest on nonperforming loans                                                627
                                                                                                ------------
                                                      Total gross deferred tax assets             47,171

Less valuation allowance                                                                          44,314
                                                                                                ------------
                                                      Deferred tax assets net of valuation
                                                                  allowance                        2,857

Deferred tax liabilities:
              Accumulated depreciation                                                            (2,857)
                                                                                                ------------
                                                                                                ------------
                                                      Net deferred tax asset (liability)    $
                                                                                                ============

       In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some or all of the assets will not be realized. Management considers, among other things, the scheduled reversal of deferred tax assets and liabilities and its projections of future taxable income in making this assessment.

       At September 30, 1998, the Company has net operating loss carryforwards for federal income tax purposes of approximately $99,000 and for state income tax purposes of approximately $106,000, which expire in 2018.

(8)    Investment Advisory Fees

       For the period from August 27, 1998 to September 30, 1998, the Company had no investments under management with Key Asset Management. Accordingly, no advisory fees were paid during the period. However, going forward, the basis of computing fees payable to Key Asset Management for investment advisory services is a monthly fee based on the annual percentage, set forth below, of the average daily net asset value of the Company's assets that it manages:


       Large Cap Equities and Convertible Securities             Small Cap Equities and Midcap Equities
       ---------------------------------------------             --------------------------------------
         Asset                               Annual fee             Assets                          Annual fee
         ----                                ----------             ------                          ----------
         Up to          $25,000,000                0.45%            Up to       $10,000,000           0.90%
         Next           $25,000,000                0.40%            Next        $15,000,000           0.70%
         Above          $50,000,000                0.35%            Next        $25,000,000           0.55%
                                                                    Above       $50,000,000           0.45%

       Excluded from assets for purposes of this computation are first mortgage loans, real estate and any other asset which is purchased through the Company's wholly-owned subsidiary, Atlantic Capital Funding Corporation.

(9)    Subsequent Event

       In March 1999, three additional mortgage notes receivable totaling $692,927 became delinquent and are classified as nonperforming assets.

       In December 1999, the Company foreclosed on a mortgage note receivable with a principal balance of $156,800 and accrued interest receivable of $65,800. The property was sold for approximately $441,000 that resulted in a gain of approximately $218,000. The Company received cash representing 25% of the purchase price and received a 12% note with quarterly installments over the next year for the remaining balance.

                                                                Schedule 1


                        1st ATLANTIC GUARANTY CORPORATION

          Investments in and Advances to Affiliates and Income Thereon

                               September 30, 1998


                                                                       Amount of
                                 Principal                            dividends or    Amount of
    Name of issuer               amount or                             interest       equity in
 and title of issue or             number                 Carrying     credited       net profit
amount of indebtedness           of shares       Cost      value       to income       and loss
---------------------------      ---------     --------   --------    -----------     ----------

Wholly-owned subsidiary --
   Atlantic Capital Funding

   Corporation common stock        10,000      $ 20,000       353           --          (1,028)

Notes:
         (a) Investments in common stock of the wholly-owned subsidiary is carried at cost adjusted for equity in undistributed net income since acquisition of the subsidiary.

         (b) Following is a reconciliation of changes in the investment in the Company's affiliate for the period from August 27, 1998 to September 30, 1998:

              Balance at beginning of period                 $         --

              Gross purchase and additions                         21,381

              Gross sales and reductions                           21,028
                                                                ---------

                     Balance at close of period              $        353
                                                                =========


         (c) On September 16, 1998, the stockholders of the Company contributed 10,000 shares of common stock of Atlantic Capital Funding Corporation, a mortgage company, to the Company.

         (d)      The    aggregate  cost  for  federal  income  tax  purposes at
                  September 30, 1998 was $20,000.

                                                                     Schedule 2

                        1st ATLANTIC GUARANTY CORPORATION

                          Mortgage Loans on Real Estate

                               September 30, 1998


                                                                                                            Principal
                                                                                                         amount of loans
                                                                                                           subject to
                                                     Final     Periodic              Face       Carrying   delinquent
                                        Interest    maturity   payment     Prior   amount of   amount of    principal
Description              Location         rate        date      terms      liens   mortgages   mortgages    interest
------------------       --------     ----------   ---------  ---------    ------  ---------   ---------  -------------

First mortgages --
Apartment and business:

   Capital Apartment
   Properties Associates,
   LP                  Washington, DC     14%        5/20/99    Quarterly  $  --      335,657     335,657       --

   Capital Apartment
   Properties Associates,
   LP                  Washington, DC     14%        5/20/99    Quarterly     --       74,080      74,080       --

   Capital Apartment
   Properties Associates,
   LP                  Washington, DC     14%        5/20/99     Quarterly    --      283,190     283,190       --

Ylice Spears           Maryland           12%        4/25/00      Monthly     --      156,800     156,800   65,800
                                                                            -----     -------     -------   ------

                  Total mortgage loans on real estate                      $  --      849,727     849,727   65,800
                                                                            =====     =======     =======   ======

                                                                     Schedule 2

                        1st ATLANTIC GUARANTY CORPORATION

                          Mortgage Loans on Real Estate

                               September 30, 1998

Notes:
         (a) Real estate taxes and easements, which in the opinion of the Company are not undue burden on the properties, have been excluded from the determination of "prior liens".

         (b)      In  this  Schedule  2,  carrying   amount  of  mortgage  loans
                  represents unpaid principal balances plus unamortized premiums less unamortized discounts and reserve for losses.

         (c)      Following   is  a  reconciliation  of the  carrying  amount of
                  mortgage  loans   for  the  period  from  August  27, 1998 to
                  September 30, 1998:

             Balance at beginning of period                  $      --
             Additions during period:
                New loans acquired-- non-affiliated
                  companies                                      156,800
                        New loans contributed-- affiliated
                           parties                               692,927
                        Amortization of discount/premium            --
                                                             -----------
                        Total additions                          849,727

                Deductions during period-- collections
                   of principal                                     --
                                                             -----------
                        Balance at close of period           $  849,727
                                                             ===========

         (d) The aggregate cost of mortgage loans for federal income tax purposes at September 30, 1998 was $849,727.

         (e) At September 30, 1998, there were no reserves established for mortgage loans as all principal and interest amounts relating to the mortgage notes receivable is deemed collectible.

         (f) On September 1, 1998, stockholders of the Company contributed three separate mortgage notes receivable totaling $692,927 to the Company. These contributions have been included as a component of stockholders' equity as additional paid-in capital.

                                                                     Schedule 3

                        1st ATLANTIC GUARANTY CORPORATION

                           Qualified Assets on Deposit

                               September 30, 1998


                                                        First
                                     Investment        mortgage
Name of Depository        Cash       in securities      loans        Other         Total
------------------       --------    -------------    ---------    ----------     -------

   NationsBank       $     10,489          --             --            --         10,489
                         ========    ==============    =========    ==========    ========

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Bethesda, Maryland, on this 14th day of February, 2000.

                        1st ATLANTIC GAURANTY CORPORATION

                            By: /s/ John J. Lawbaugh
                                --------------------
                                    President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in their capacities and on the dates indicated:


Signature                                               Capacity                                      Date

/s/ John J. Lawbaugh                                    President, Treasurer, and Directo            February 14, 2000
-------------------------                               (Principal Executive, Financial,
John J. Lawbaugh                                         and Accounting Officer)

/s/ Brian P. Smith                                      Director and Secretary                       February 14, 2000
------------------------
Brian P. Smith

-------------------------                               Director                                     ________________
Donald N. Briggs

-------------------------                               Director                                     ________________
Kumar Barve

/s/ Marialice B. Williams                               Director                                      February 14, 2000
-------------------------
Marialice B. Williams

                                                        Director                                      ________________
-------------------------
Nancy Hopkinson

/s/ Brian Murphy                                        Director                                      February 14, 2000
-------------------------
Brian Murphy
/s/ Iranine G. Barnes
-------------------------
Iranine G. Barnes                                       Director                                      February 14, 2000

-------------------------                               Director                                        ________________
Willard R. Stinson

