Form 10-K
period 1998-09-30
1ST ATLANTIC GUARANTY CORP
filed 2000-02-28
CIK 1050123

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

         Investment income was $7,056 during the period ending September 30, 1998. This reflects income from investable assets the Company acquired following its incorporation. No interest was accredited on certificate reserves because no certificates were issued during this period.

         This Special Financial Report on Form 10-K is being filed solely for the purpose of finishing certified financial statements of the Company as of September 30, 1998.

                                 Financial Index

                                                                      Page

Independent Auditors'Report                                           3

Balance Sheet - September 30, 1998                                    4

Statement of Operations - for the period from August 27, 1998
    to September 30, 1998                                             5

Statement of Stockholders' Equity - for the period from August 27,
    1998 to September 30, 1998                                        6

Statement of Cash Flows - for the period from August 27, 1998 to
    September 30, 1998                                                7

Notes to Financial Statements                                         8



Schedules

1   Investments in and Advances to Affiliates and Income Thereon -
    September 30, 1998                                               14

2   Mortgage Loans on Real Estate - September 30, 1998               15

3   Qualified Assets on Deposit - September 30, 1998                 17

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


/s/ KPMG LLP
---------------------
KPMG LLP

Richmond, VA

November 1, 1999, except as to note 9,
    which is as of January 31, 2000

                        1ST ATLANTIC GUARANTY CORPORATION

                                  Balance Sheet

                               September 30, 1998


Assets

Qualified assets (note 3):

   Cash                                               $    10,489

Other assets:
   Mortgage notes receivable (notes 2 and 4)              849,727
   Furniture and equipment (note 5)                        35,709
   Accrued interest receivable                             73,885
   Investment in subsidiary (notes 2 and 5)                   353
   Other                                                      445
                                                     ------------

         Total other assets                               960,119
                                                     ------------

         Total assets                                 $   970,608
                                                     ============

Liabilities

Due to stockholders (note 5)                          $   69,243
Accounts payable                                           3,871
                                                      ----------

         Total liabilities                                73,114
                                                      ----------

Stockholders' Equity

Common stock, $0.01 par value, 14.5 million
  shares authorized; 10 million  shares
  issued andoutstanding                                  100,000
Additional paid-in capital (note 5)                      898,758
Deficit                                                 (101,264)
                                                      ----------

         Total stockholders' equity                      897,494
                                                      ----------

Commitments and contingencies (note 6)

          Total liabilities and stockholders' equity  $  970,608
                                                       =========


See accompanying notes to financial statements on following page.

                        1ST ATLANTIC GUARANTY CORPORATION

                             Statement of Operations

            For the period from August 27, 1998 to September 30, 1998




Investment income:
          Loan interest income                                        $  8,084
          Loss on investment in subsidiary                              (1,028)

               Total investment income                                   7,056

Investment and other expenses:
          Salaries                                                      71,363
          Building                                                      24,205
          License and registration                                       4,980
          Marketing and distribution                                     3,367
          Administrative                                                 1,592
          Other                                                          2,813
                                                                       -------

                Total investment and other expenses                    108,320
                                                                       -------

                Net investment loss before income tax benefit         (101,264)

Income tax benefit (note 7)                                                 --
                                                                       -------

                Net investment loss                                   (101,264)

Net realized gain (loss) on investments                                     --
                                                                       --------

                Net loss                                             $(101,264)
                                                                      =========


See accompanying notes to financial statements.

                        1st ATLANTIC GUARANTY CORPORATION

                        Statement of Stockholders' Equity

            For the period from August 27, 1998 to September 30, 1998



                                                             Additional                              Total
                                           Common             paid-in                            stockholders'
                                           Stock              capital          Deficit              equity
                                        ------------       ------------      ------------       --------------
Balances at August 27, 1998             $  100,000            150,000                --            250,000

Net loss                                        --                 --          (101,264)          (101,264)

Capital contributions (note 5)                  --            748,758                --            748,758
                                        ------------       ------------      -------------      -----------

Balances at September 30, 1998          $  100,000            898,758           (101,264)          897,494
                                        ===========        ============      =============      ===========


See accompanying notes to financial statements.

                        1ST ATLANTIC GUARANTY CORPORATION

                             Statement of Cash Flows

            For the period from August 27, 1998 to September 30, 1998




Cash flows from operating activities:
   Investment loss                                                    (101,264)
   Adjustments to reconcile investment loss to net cash
      used by operating activities:
         Loss on investment in subsidiary                                1,028
         Increase in other assets                                       (8,530)
         Increase in due to stockholders                                69,243
         Increase in accounts payable                                    3,871
                                                                      --------

               Net cash used by operating activities                   (35,652)
                                                                      ---------

Cash flow from investing activities:
   Purchaseof mortgage notes receivable                               (222,600)
   Purchase of furniture and equipment                                  (1,259)
   Investment in subsidiary                                             20,000
                                                                      --------

               Net cash used by investing activities                  (203,859)
                                                                     ---------

               Net decrease in cash                                   (239,511)

Cash at beginning of period                                            250,000
                                                                     ---------

Cash at end of period                                              $    10,489
                                                                     =========

Non-cash capital transactions:
   Contributions of mortgage notes and accrued
         interest receivable                                       $   692,927
   Contributions of fixed assets                                        34,450
   Contribution of subsidiary stock                                     21,381
                                                                     =========


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

(4)    Investments in First Mortgage Loans on Real Estate

       The carrying amounts and estimated fair values of first mortgage loans on real estate are $849,727 and $944,000 respectively, at September 30, 1998. The fair values are estimated using discounted cash flow analysis, using market interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.

       At September 30, 1998, the Company had nonperforming assets of $156,800. Nonperforming assets represent nonaccrual loans that are classified as mortgage notes receivable in the accompanying balance sheet. At September 30, 1998, interest income that would have been earned for the period if nonperforming loans had not been classified as nonperforming totaled approximately $1,568. (See note 9)

(5)    Related Party Transactions

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

(7)    Income Taxes

       The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at September 30, 1998 are presented below:

                                                                                                   1998
                                                                                                ------------

Deferred tax assets:
              Net operating loss carryforwards                                              $     46,133
              Equity method loss on investment in
                 subsidiary                                                                          411
              Accrued interest on nonperforming loans                                                627
                                                                                                ------------
                          Total gross deferred tax assets                                         47,171

Less valuation allowance                                                                          44,314
                                                                                                ------------
                           Deferred tax assets net of valuation
                             allowance                                                             2,857

Deferred tax liabilities:
              Accumulated depreciation                                                            (2,857)
                                                                                                ------------
                            Net deferred tax asset (liability)                              $         --
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

       In December 1999, the Company foreclosed on a mortgage note receivable with a principal balance of $156,800 and accrued interest receivable of $65,800. The property was sold for approximately $441,000 that resulted in a gain of approximately $218,000. The Company received cash representing 25% of the purchase price and received a 8% note secured by the property with quarterly installments over the next year for the remaining balance.

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



Notes:
         (a) Investments in common stock of the wholly-owned subsidiary is carried at cost adjusted for equity in undistributed net income since acquisition of the subsidiary. The investment has also been adjusted for intercompany loan balances.

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


See accompanying independent auditors' report.

                                                                     Schedule 2

                        1st ATLANTIC GUARANTY CORPORATION

                          Mortgage Loans on Real Estate

                               September 30, 1998


                                                                                                             Principal
                                                                                                           amount of loans
                                                                                                             subject to
                                                     Final      Periodic              Face       Carrying    delinquent
                                        Interest    maturity    payment    Prior   amount of    amount of     principal
Description              Location         rate        date       terms     liens   mortgages    mortgages     interest
------------------       --------      ----------   ---------  ---------  -------  ---------    ----------  --------------

First mortgages --
Apartment and business:
  Capital Apartment
  Properties Associates,
  LP                  Washington, DC      14%        5/20/99   Quarterly   $ --     335,657     335,657            --

  Capital Apartment
  Properties Associates,
  LP                  Washington, DC      14%        5/20/99   Quarterly      --     74,080      74,080            --

  Capital Apartment
  Properties Associates,
                      Washington, DC      14%        5/20/99   Quarterly      --    283,190     283,190            --

Ylice Spears          Maryland            12%        4/25/00   Monthly        --    156,800     156,800        65,800
                                                                         -------    -------     -------        ------

                  Total mortgage loans on real estate                    $    --    849,727     849,727        65,800
                                                                          ======    =======     =======        ======


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

         (c) Following is a reconciliation of the carrying amount of mortgage loans for the period from August 27, 1998 to September 30, 1998:

             Balance at beginning of period                 $      --

             Additions during period:
                New loans acquired-- non-affiliated
                  companies                                    156,800
                        New loans contributed-- affiliated
                           parties                             692,927
                        Amortization of discount/premium            --
                                                             ---------
                        Total additions                        849,727

                Deductions during period-- collections
                  of principal                                      --
                                                             ---------
                         Balance at close of period         $  849,727
                                                            ==========

        (d) The aggregate cost of mortgage loans for federal income tax purposes at September 30, 1998 was $849,727.

        (e) At September 30, 1998, there were no reserves established for mortgage loans as all principal and interest amounts relating to the mortgage notes receivable is deemed realizable.

        (f) On September 1, 1998, stockholders of the Company contributed three separate mortgage notes receivable totaling $692,927 to the Company. These contributions have been included as a component of stockholders' equity as additional paid-in capital.

See accompanying independent auditors' report.

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

/s/ Marialice B. Williams                        Director                                     February 14, 2000
-------------------------
Marialice B. Williams

                                                 Director                                     ________________
-------------------------
Nancy Hopkinson

/s/ Brian Murphy                                 Director                                     February 14, 2000
-------------------------
Brian Murphy

/s/ Iranine G. Barnes
-------------------------
Iranine G. Barnes                                Director                                     February 14, 2000

-------------------------                        Director                                     _________________
Willard R. Stinson

