Form 10-Q/A
period 1998-12-31
1ST ATLANTIC GUARANTY CORP
filed 2000-03-01
CIK 1050123

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            ------------------------

                                FORM 10-Q/A No.1

                            ------------------------


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1998

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to __________


                        Commission file number 333-41361

                        1st ATLANTIC GUARANTY CORPORATION
            ---------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Maryland                                      52-2064471
    -------------------------------                       -------------------
    (State or other jurisdiction of                        (I.R.S. Employer
     incorporation or organization)                       Identification No.)

             7920 Norfolk Ave., Suite 1150, Bethesda, Maryland 20814
            --------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (301) 656-4200
            --------------------------------------------------------
              (Registrant's telephone number, including area code)

Securities registered under Section 12(b) of the Act: None
Securities registered under Section 12(g) of the Act: None

                            ------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such that the registrant was required to file such reports), and (2) has shorter period been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

As of February 29, 2000, there were 10,000,000 shares of the registrant's common stock outstanding. There is no trading market for the registrant's common stock.

         The Registrant's Quarterly Report on Form 10-Q for the quarter ending December 31, 1998 is being amended. Specifically, PART I Item 1 Financial Statements which were unaudited for the fiscal year ended September 30, 1998 and
PART II Item 6 Exhibits and Reports on Form 8-K which were inadvertently omitted.

Item 1.  Financial Statements

The following financial statement represents the activities of the Registrant for the first fiscal quarter of 1999 from October 1, 1998 through December 31, 1998. Management has concluded that the following financial statements fairly represent all activities of the Company during this period.

                        1st Atlantic Guaranty Corporation
                            Condensed Balance Sheets

                                                 December 31,      September 30,
                                                    1998                1998
                                                 -----------       -------------
                                                 (Unaudited)               *

ASSETS

Qualified assets
     Cash                                        $      819              10,489
     Mortgage notes receivable                      848,567                   0
                                                  ---------             -------
         Total qualified assets                     849,386              10,489
                                                  ---------             -------


Other Assets
     Mortgage notes receivable                            0             849,727
     Deposit on mortgage note receivable            300,000                   0
     Furniture and equipment                         36,014              35,709
     Accrued interest receivable                     65,800              73,885
     Investment in subsidiary                            66                 353
     Other                                            1,936                 445
                                                  ---------             -------
         Total other assets                         403,816             960,119
                                                  ---------            --------
         Total Assets                             1,253,202             970,608
                                                  ---------            --------

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities

     Certificates Issued                            106,380                   0
     Accrued interest payable                           260                   0
     Due to stockholders and officers                68,590              69,243
     Accounts payable                                57,427               3,871
                                                  ---------             -------
                  Total Liabilities                 232,657              73,114
                                                  ---------             -------


Stockholders' equity

     Common stock                                   100,000             100,000
     Additional paid-in capital                   1,199,297             898,758
     Deficit                                       (278,752)           (101,264)
                                                 ----------            --------

         Total Stockholders' Equity               1,020,545             897,494
                                                 ----------            --------
   Total Liabilities and Stockholders' Equity    $1,253,202             970,608
                                                 ==========            ========


* Financial statement information as of September 30, 1998 is based on the Registrant's audited financial statements as of that date.

                        1st Atlantic Guaranty Corporation
                       Condensed Statements of Operations

                                                Three Months     August 27, 1998
                                                    ended               to
                                              December 31, 1998   Sept. 30, 1998
                                              -----------------  ---------------
                                                 (Unaudited)

Investment Income

     Interest income                              $  16,453               8,084
     Income (loss) on investment in subsidiary         (287)             (1,028)
     Other investment income                          1,260                   0
                                                   --------            --------
         Total investment income                     17,426               7,056
                                                   --------            --------

Investment and other expenses
     Interest on certificates                           260                   0
     Other interest expense                             233                   0
     Salaries and benefits                           97,698              71,363
     Rent expense                                    34,459              24,205
     License and registration                           340               4,980
     Marketing and distribution                      30,252               3,367
     Professional services                            4,731               1,592
     Other                                           26,941               2,813
                                                   --------            --------
         Total investment and other expenses        194,914             108,320
                                                   --------            --------
Net loss                                          $(177,488)           (101,264)
                                                   ========            ========

                        1st Atlantic Guaranty Corporation
                             Statement of Cash Flows

                     For the period from October 1, 1998 to
                                December 31, 1998

                                                                  Three Months
                                                                      ended
                                                               December 31, 1998
                                                               -----------------

Cash flows from operating activities
     Investment loss                                                  $(177,488)
     Adjustments to reconcile investment loss to net cash
         used by operating activities
           Depreciation and amortization                                  1,896
           Income (loss) on investment in subsidiary                        287
           (Increase) decrease in accrued interest receivable             8,085
           Increase in other assets                                      (1,491)
           Increase (decrease) in due to stockholders                      (653)
           Increase in certificates pending issuance
           Increase in interest payable                                     260
           Increase in accounts payable                                  53,556
                                                                      ---------
              Net cash provided (used) by operating activities         (115,548)
                                                                      ---------

Cash flow from investing activities
     Principal payments on mortgage notes receivable                      1,160
     Purchase of furniture and equipment                                 (2,201)
                                                                      ---------
              Net cash used by investing activities                      (1,041)
                                                                      ---------

Cash flow from financing activities
     Issuance of certificates                                           106,380
     Capital contribution                                                   539
                                                                      ---------

              Net cash provided by financing activities                 106,919
                                                                      ---------

              Net increase (decrease) in cash                            (9,670)
                                                                      ---------

Cash at beginning of period                                              10,489

Cash at end of period                                                  $    819
                                                                      =========

Non-cash capital transactions
     Contribution of mortgage notes and accrued
         interest receivable                                           $300,000

                        1st Atlantic Guaranty Corporation
                          Notes to Financial Statements
                                   (unaudited)

Condensed Financial Statements

         We have prepared the accompanying unaudited interim financial statements in accordance with the instructions for Form 10-Q. These instructions do not require including all the information and footnotes found in complete financial statement prepared in accordance with generally accepted accounting principles. These interim financial statement and should be read in conjunction with the financial statements and related notes included in our Special Financial Report on Form 10-K for the period from August 27, 1998 to September 30, 1998. We believe we have included all adjustments necessary for a fair presentation of these interim financial statements. We have made only normal, recurring adjustments. However, financial results for the three-months ended December 31, 1998 are not necessarily indicative of future results.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND THE RESULTS OF OPERATIONS

Results of operations:

As of December 31, 1998, total assets increased by $282,594 and certificates issued increased by $106,380 from September 30, 1998. The increase in certificate reserves was primarily the result of new certificate issues and no certificate redemptions or maturities.

Item 6.  Exhibits and Reports on Form 8-K.

         Reports on form 8-K.
         No reports on Form 8-K have been filed during the quarter for which this report is filed.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              1ST ATLANTIC GUARANTY CORPORATION
                                                      (Registrant)

Date: March 1, 2000                           /s/JOHN J. LAWBAUGH
                                              ---------------------------------
                                                 John J. Lawbaugh
                                              (President and Principal Financial
                                              Officer)