Form 10-Q/A
period 1999-03-31
1ST ATLANTIC GUARANTY CORP
filed 2000-03-01
CIK 1050123

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           --------------------------

                                FORM 10-Q/A No.1

                           --------------------------

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

                        Commission file number 333-41361

                       1st ATLANTIC GUARANTY CORPORATION
            --------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Maryland                                             52-2064471
-------------------------------                            ------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                             Identification No.)

         7920 Norfolk Avenue, Suite 1150, Bethesda, Maryland 20814-2595
--------------------------------------------------------------------------------
               (Address of principal executive offices)      (Zip Code)

                                 (301) 656-4200
            --------------------------------------------------------
              (Registrant's telephone number, including area code)

            4847 Cordell Avenue, Suite 200, Bethesda, Maryland 20814
            --------------------------------------------------------
                       (Former address since last report)

Securities registered under Section 12(b) of the Act:  None
Securities registered under Section 12(g) of the Act:  None

                          ----------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such that the registrant was required to file such reports), and (2) has shorter period been subject to such filing requirements for the past 90 days. Yes( ) No(X)

As of February 29, 2000 there were 10,000,000 shares of the registrant's common stock outstanding. There is no trading market for the registrant's common stock.

         The Registrant's Quarterly Report on Form 10-Q for the quarter ending March 31, 1999 is being amended. Specifically, PART I Item 1 Financial Statements which were unaudited for the fiscal year ended September 30, 1998 and one paragraph from the Results of operation within Item 2 Management's Discussion and Analysis of Financial Condition and the Results of Operation.

Item 1.  Financial Statements

                        1st Atlantic Guaranty Corporation
                            Condensed Balance Sheets


                                              March 31, 1999 September 30, 1998
                                              -------------- ------------------
                                               (Unaudited)            *
ASSETS

Qualified assets

     Cash                                          $   17,960            10,489
     Mortgage notes receivable                        848,567                 0
                                                    ---------          --------

         Total qualified assets                       866,527            10,489
                                                    ---------          --------

Other Assets

     Mortgage notes receivable                              0           849,727
     Deposit on mortgage note receivable              335,000                 0
     Furniture and equipment                           34,526            35,709
     Accrued interest receivable                       98,352            73,885
     Investment in subsidiary                               0               353
     Other                                             12,065               445
                                                    ---------          --------

         Total other assets                           479,943           960,119
                                                    ---------          --------

         Total Assets                               1,346,470           970,608
                                                    ---------          --------

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities

     Certificates issued                              350,000                 0
     Accrued interest payable                           2,408                 0
     Due to stockholders and officers                  73,767            69,243
     Accounts payable                                  80,216             3,871
                                                    ---------          --------

                  Total Liabilities                   506,391            73,114
                                                    ---------          --------


Stockholders' equity

     Common stock                                     100,000           100,000
     Additional paid-in capital                     1,199,297           898,758
     Deficit                                         (459,218)         (101,264)
                                                    ---------          --------

         Total Stockholders' Equity                   840,079           897,494
                                                    ---------          --------

         Total Liabilities and Stockholders'
           Equity                                  $1,346,470           970,608
                                                    =========          ========

* Financial statement information as of September 30, 1998 is based on the Registrant's audited financial statements as of that date.

                        1st Atlantic Guaranty Corporation

                       Condensed Statements of Operations

                                                                    Three Months           Six Months          August 27, 1998
                                                                       ended                  ended                  to
                                                                   March 31, 1999         March 31,1999        Sept. 30, 1998
                                                                   --------------         -------------        ----------------
                                                                     (Unaudited)            (Unaudited)



Investment Income

     Interest income                                                 $  32,552                49,005                 8,084
     Income (loss) on investment in subsidiary                             (66)                 (353)               (1,028)
     Other investment income                                             6,322                 7,582                     0
                                                                      --------               -------               -------

         Total investment income                                        38,808                56,234                 7,056
                                                                      --------               -------               -------

Investment and other expenses
     Interest on certificates                                            2,148                 2,408                     0
     Other interest expense                                              1,261                 1,494                     0
     Other investment expenses                                           3,204                 3,204                     0
     Salaries                                                           97,766               195,464                71,363
     Rent expense                                                       26,113                60,572                24,205
     License and registration                                                0                   340                 4,980
     Marketing and distribution                                         35,443                65,695                 3,367
     Professional services                                              22,569                27,300                     0
     Insurance                                                           5,264                 5,264                 1,592
     Other                                                              25,506                52,447                 2,813
                                                                      --------               -------               -------

         Total investment and other expenses                           219,274               414,188               108,320
                                                                      --------               -------               -------

Net loss                                                             $(180,466)             (357,954)             (101,264)
                                                                      ========              ========              ========

                        1st Atlantic Guaranty Corporation
                             Statement of Cash Flows

                     For the period from October 1, 1998 to
                                 March 31, 1999

                                                                              Six Months
                                                                                ended
                                                                           March 31, 1999
                                                                           --------------

Cash flows from operating activities
     Investment loss                                                          $(357,954)
         Adjustments to reconcile investment loss to net cash
              used by operating activities
                  Depreciation and amortization                                   3,384
                  Income (loss) on investment in subsidiary                         353
                  (Increase) decrease in accrued interest receivable            (24,467)
                  Increase in other assets                                      (11,620)
                  Increase (decrease) in due to stockholders                      4,524
                  Increase in certificates pending issuance
                  Increase in interest payable                                    2,408
                  Increase in accounts payable                                   76,345
                                                                                -------

                           Net cash provided (used) by operating activities    (307,027)

Cash flow from investing activities
     Principal payments on mortgage notes receivable                              1,160
     Deposit on mortgage notes receivable                                       (35,000)
     Purchase of furniture and equipment                                         (2,201)
                                                                                -------

                           Net cash used by investing activities                (36,041)
                                                                                -------


Cash flow from financing activities
     Issuance of Certificates                                                   350,000
     Capital contribution                                                           539
                                                                                -------

                           Net cash provided by financing activities            350,539
                                                                                -------

                           Net increase in cash                                   7,471
                                                                                -------

Cash at beginning of period                                                      10,489

Cash at end of period                                                          $ 17,960
                                                                                =======

Non-cash capital transactions
     Contribution of mortgage notes and accrued
         interest receivable                                                   $300,000

                        1st Atlantic Guaranty Corporation
                          Notes to Financial Statements
                                   (unaudited)

Condensed Financial Statements

              We have prepared the accompanying unaudited interim financial statements in accordance with the instructions for Form 10-Q. These instructions do not require including all the information and footnotes found in complete financial statement prepared in accordance with generally accepted accounting principles. These interim financial statement and should be read in conjunction with the financial statements and related notes included in our Special Financial Report on Form 10-K for the period from August 27, 1998 to September 30, 1998. We believe we have included all adjustments necessary for a fair presentation of these interim financial statements. We have made only normal, recurring adjustments. However, financial results for the six-months ended March 31, 1999 are not necessarily indicative of future results.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND THE RESULTS OF OPERATIONS

Results of operations:

As of March 31, 1999, total assets increased by $375,862 and certificates issued increased by $350,000 from September 30, 1998. The increase in total assets and certificate reserves was primarily the result of new certificate issues and no certificate redemptions or maturities.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            1ST ATLANTIC GUARANTY CORPORATION
                                                      (Registrant)

Date: March 1, 2000                         /s/JOHN J. LAWBAUGH
                                            ------------------------------------
                                               John J. Lawbaugh
                                              (President and Principal Financial
                                              Officer)