Form 10-Q/A
period 1999-06-30
1ST ATLANTIC GUARANTY CORP
filed 2000-03-01
CIK 1050123

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

         7920 Norfolk Avenue, Suite 1150, Bethesda, Maryland 20814-2595
        ----------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (301) 656-4200
        ----------------------------------------------------------------
              (Registrant's telephone number, including area code)

            4847 Cordell Avenue, Suite 200, Bethesda, Maryland 20814
                       (Former address since last report)

                         -----------------------------

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

         The Registrant's Quarterly Report on Form 10-Q for the quarter ending June 30, 1999 is being amended. Specifically, PART I Item 1 Financial Statements which were unaudited for the fiscal year ended September 30, 1998 and one paragraph from the Results of operation within Item 2 Management's Discussion and Analysis of Financial Condition and the Results of Operation.

Item 1. Financial Statements

                        1st Atlantic Guaranty Corporation
                            Condensed Balance Sheets

                                               June 30, 1999  September 30, 1998
                                               -------------  ------------------
                                                (Unaudited)           *


ASSETS
Qualified assets
     Cash                                           $  251,725           10,489
     Mortgage notes receivables                        848,567                0
                                                     ---------          -------

       Total qualified assets                        1,100,292           10,489
                                                     ---------          -------


Other Assets
     Mortgage notes receivable                               0          849,727
     Deposit on mortgage note receivable               335,000                0
     Furniture and equipment                            32,728           35,709
     Accrued interest receivable                        98,352           73,885
     Investment in subsidiary                            5,934              353
     Due from stockholder                               25,039                0
     Other                                               1,565              445
                                                     ---------          -------

       Total other assets                              498,618          960,119
                                                     ---------          -------

       Total Assets                                  1,598,910          970,608
                                                     ---------          -------

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
     Certificates issued                               903,419                0
     Accrued interest payable                           10,477                0
     Due to stockholders and officers                   14,424           69,243
     Accounts payable                                   68,983            3,871
                                                     ---------          -------

       Total Liabilities                               997,303           73,114
                                                     ---------          -------

Stockholders' equity
     Common stock                                      100,000          100,000
     Additional paid-in capital                      1,199,297          898,758
     Deficit                                          (697,690)        (101,264)
                                                     ---------         --------


       Total Stockholders' Equity                      601,607          897,494
                                                     ---------         --------

       Total Liabilities and Stockholders' Equity   $1,598,910          970,608
                                                     =========         ========


* Financial statement information as of September 30, 1998 is based on the Registrant's audited financial statements as of that date.

                        1st Atlantic Guaranty Corporation
                       Condensed Statements of Operations

                                                                       April 1, 1999        Nine Months         August 27, 1998
                                                                             to                ended                   to
                                                                       June 30, 1999       June 30,1999          Sept. 30, 1998
                                                                       -------------       ------------         ---------------
                                                                        (Unaudited)        (Unaudited)

Investment Income
     Interest income                                                   $      0                49,005                 8,084
     Income (loss) on investment in subsidiary                            5,634                 5,581                (1,028)
     Other investment income                                              3,919                11,501                     0
                                                                        -------               -------               -------

         Total investment income                                          9,553                66,087                 7,056
                                                                        -------               -------               -------

Investment and other expenses
     Interest on certificates                                             8,069                10,477                     0
     Other interest expense                                               1,964                 3,458                     0
     Other investment expenses                                            3,125                 6,328                     0
     Salaries                                                           125,526               320,990                71,363
     Rent expense                                                        12,212                72,784                24,205
     License and registration                                             1,027                 1,367                 4,980
     Marketing and distribution                                          54,778               120,473                 3,367
     Professional services                                                8,791                36,091                     0
     Insurance                                                           10,416                15,680                 1,592
     Other                                                               22,418                74,865                 2,813
                                                                       --------               -------               -------

         Total investment and other expenses                            248,326               662,513               108,320
                                                                       --------               -------               -------

Net investment loss                                                   $(238,773)             (596,426)             (101,264)
                                                                       ========              ========              ========

                        1st Atlantic Guaranty Corporation
                             Statement of Cash Flows

                     For the period from October 1, 1998 to
                                  June 30, 1999


                                                                    Nine Months
                                                                       ended
                                                                   June 30, 1999
                                                                   -------------

Cash flows from operating activities
     Investment loss                                                $(596,426)
     Adjustments to reconcile investment loss to net cash
         used by operating activities
              Depreciation and amortization                             5,182
              Income (loss) on investment in subsidiary                (5,581)
              (Increase) decrease in accrued interest receivable      (24,467)
              Increase in other assets                                 (1,120)
              Increase (decrease) in due to stockholders              (79,858)
              Increase in certificates pending issuance
              Increase in interest payable                             10,477
              Increase in accounts payable                             65,112
                                                                     --------

     Net cash provided (used) by operating activities                (626,681)
                                                                     --------

Cash flow from investing activities
     Principal payments on mortgage notes receivable                    1,160
     Deposit on mortgage notes receivable                             (35,000)
     Purchase of furniture and equipment                               (2,201)
                                                                      -------

              Net cash used by investing activities                   (36,041)

Cash flow from financing activities
     Issuance of certificates                                         903,419
     Capital contribution                                                 539
                                                                      -------

              Net cash provided by financing activities               903,958
                                                                      -------

              Net increase (decrease) in cash                         241,236
                                                                      -------

Cash at beginning of period                                            10,489

Cash at end of period                                               $ 251,725
                                                                      =======

Non-cash capital transactions
     Contribution of mortgage notes and accrued
         interest receivable                                        $ 300,000


                        1st Atlantic Guaranty Corporation
                          Notes to Financial Statements
                                   (unaudited)

Condensed Financial Statements

              We have prepared the accompanying unaudited interim financial statements in accordance with the instructions for Form 10-Q. These instructions do not require including all the information and footnotes found in complete financial statement prepared in accordance with generally accepted accounting principles. These interim financial statement and should be read in conjunction with the financial statements and related notes included in our Special Financial Report on Form 10-K for the period from August 27, 1998 to September 30, 1998. We believe we have included all adjustments necessary for a fair presentation of these interim financial statements. We have made only normal, recurring adjustments. However, financial results for the nine-months ended June 30, 1999 are not necessarily indicative of future results.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND THE RESULTS OF OPERATIONS

Results of operations:

As of June 30, 1999, total assets increased by $628,302 and Certificates issued increased by $903,419 from September 30, 1999. The increase in total assets and Certificate reserves was primarily the result of new Certificate issues exceeding Certificate redemptions and maturities.

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